Form 10-Q/A
period 1995-09-30
GOLD SECURITIES CORP
filed 1995-12-08
CIK 773487

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-Q/A


(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1995

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

                         Commission file number 1-8958

                          GOLD SECURITIES CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

           IDAHO                                      91-1224178
  (State of Incorporation)               (I.R.S. Employer Identification No.)

               65 Railroad Avenue, Ridgefield, New Jersey 07657
                   (Address of Principal Executive Offices)

                                (201) 941-6550
                        (Registrant's Telephone Number)

   Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No ___

   As of November 15, 1995, there were 18,726,189 shares of Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

   See pages F-1 through F-5.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   On July 24, 1995 the Company acquired Evolutions, Inc., a New Jersey corporation ("EVI"), which is a majority owned subsidiary of PTI Plastics, Inc., a Delaware corporation ("PTIP"), which is, in turn, a wholly owned subsidiary of Pure Tech International, Inc., a Delaware corporation ("PTI"). Since the consummation of the Company's transaction with EVI, EVI is deemed to have become the reporting company for financial reporting purposes and the Company's financial statements now show historical information only for EVI. References to the Company with respect to historical financial information refer to such information for EVI. Financial information for the three and nine month periods ended September 30, 1995 consolidates information for the Company, EVI and subsidiaries following consummation of the EVI transaction on July 24, 1995. The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere herein.

   Pursuant to an Agreement and Plan of Merger dated July 21, 1995 (the "Agreement"), on July 24, 1995, the Company acquired EVI, a New Jersey corporation. EVI is involved in the manufacture and marketing of casual apparel made of recycled materials. The transaction was consummated by merging a wholly owned subsidiary of the Company into EVI.

   In connection with the Agreement, Messrs. Howard Michaelson and Gordon Hawk resigned from the Company's Board. Michael Nafash, President of EVI, was elected to the Company's Board and was appointed the Company's President and Chief Executive Officer. Robert O'Brien will remain as a Director of the Company, but has resigned as the Company's CEO. The parties agreed that upon meeting the requirements of Rule 14(f) under the Securities Exchange Act of 1934, David C. Katz, President of PTI, and Paul Litwinczuk, an executive officer of PTI, would be elected to the Company's Board.

   Under the Agreement, in exchange for the merger, the holders of EVI stock received an aggregate of 10,000,000 shares of the Company's Common Stock, as follows: 8,800,000 shares to PTIP, 800,000 shares to Mr. Nafash and 200,000 to each of Messrs. Katz and Litwinczuk. An additional 88,851,174 shares of Common Stock will be issued to these parties and certain other parties upon shareholders' approval of an amendment to the Company's certificate of incorporation increasing the number of shares available for issuance to allow such additional issuance. As a result of this transaction, PTIP currently holds approximately 47% of the Company's Common Stock. Upon the issuance of the additional Common Stock contemplated under the Agreement, PTIP will hold approximately 75% of the Company's outstanding Common Stock. Mr. Nafash owns approximately 4.3% of the Company's Common Stock (6.7% upon the issuance of the additional shares), and Messrs. Katz and Litwinczuk each own approximately 1.0% (1.7% upon the issuance of the additional shares).

Results of Operations

   The Company had net revenues of $43,705 and $309,910 for the three and nine month periods ended September 30, 1995 as compared to $8,987 and $106,434 for the three and nine month periods ended September 30, 1994. Net losses for the current three and nine month periods were $155,479 and $243,787, or $.01 and $.02 per share as compared to losses of $22,767 and $207,767, or $15.89 and $144.99 per share for the three and nine month periods ended September 30, 1994.

Liquidity and Capital Resources


   The Company had a working capital deficit of $2,123,562 at September 30, 1995, compared to a working capital surplus of $455,507 at December 31, 1994. The current working capital deficit is due primarily to a recorded liability of approximately $2,700,000 due to investors that will be eliminated upon issuance of Company common stock at such time as the number of authorized shares of the Company is increased as per the Agreement and Plan of Merger dated July 21, 1994, see above.


   The Company has borrowed $150,000 from Bear, Stearns Securities Corp., against marketable securities owned by the Company on deposit in a brokerage margin account. The Company has also borrowed $796,000 from related parties and issued demand promissory notes in return. These notes bear interest at the rate of 12% per annum.

Inflation

   The Company has not been materially affected by the impact of inflation.

PART I: OTHER INFORMATION

Item 5.   Other Information.

   Pursuant to an Agreement and Plan of Merger dated July 21, 1995 (the "Agreement"), on July 24, 1995, the Company acquired EVI. EVI is involved in the manufacture and marketing of casual apparel made of recycled materials. The transaction was consummated by merging a wholly owned subsidiary of the Company into EVI.

   In connection with the Agreement, Messrs. Howard Michaelson and Gordon Hawk resigned from the Company's Board. Michael Nafash, President of EVI, was elected to the Company's Board and was appointed the Company's President and Chief Executive Officer. Robert O'Brien will remain as a Director of the Company, but has resigned as the Company's CEO. The parties agreed that upon meeting the requirements of Rule 14(f) under the Securities Exchange Act of

1934, David C. Katz, President of PTI, and Paul Litwinczuk, an executive officer of PTI, would be elected to the Company's Board.

   Under the Agreement, in exchange for the merger, the holders of EVI stock received an aggregate of 10,000,000 shares of the Company's Common Stock, as follows: 8,800,000 shares to PTIP, 800,000 shares to Mr. Nafash and 200,000 to each of Messrs. Katz and Litwinczuk. An additional 88,851,174 shares of Common Stock will be issued to these parties upon shareholders' approval of an amendment to the Company's certificate of incorporation increasing the authorized number of shares to allow such additional issuance. As a result of this transaction, PTIP currently holds approximately 47% of the Company's Common Stock. Upon the issuance of the additional Common Stock contemplated under the Agreement, PTIP will hold approximately 75% of the Company's outstanding Common Stock. Mr. Nafash owns approximately 4.3% of the Company's Common Stock (6.7% upon the issuance of the additional shares), and Messrs. Katz and Litwinczuk each own approximately 1.0% (1.7% upon the issuance of the additional shares).

   On September 27, 1995, Terrence J. Dunne resigned as the Company's principal auditor. Mr. Dunne had been the principal auditor of the Company since March 1995. On the same date, the Company's Board of Directors accepted Mr. Dunne's resignation and appointed Holtz Rubenstein & Co., LLP to be its principal independent auditors.

   Also on September 27, 1995, pursuant to an agreement of the same date (the "DCI Agreement"), Kidsview, Inc., a New Jersey corporation ("KVI") acquired certain assets (the "Assets") from Direct Connect International, Inc., a Delaware corporation ("DCI"). KVI is a wholly owned subsidiary of EVI. The Assets consist of DCI's business to the extent that it relates to manufacturing, promoting and selling Zoo Borns and Tea Bunnies brand toy animals, including the marks KIDSVIEW, ZOO BORNS, and TEA BUNNIES.

   In consideration for the purchase, EVI, among other things, released DCI of an aggregate of $750,000 in indebtedness to EVI. The DCI Agreement provides that DCI shall again become liable for repayment of such indebtedness upon the exercise by DCI of an option to purchase 80% of the common stock of KVI. This option expires on December 31, 1995, and became exercisable on October 31, 1995. As of the date of this report, no action has been taken by DCI to exercise this option. In addition, the Company agreed to issue to DCI 1,500,000 shares of its Common Stock, which issuance is contingent upon shareholders' approval of a proposal to increase the number of shares the Company is authorized to issue. Up to an additional 4,000,000 shares of the Company's Common Stock will be issued to DCI if, over a period of three years, certain net sales and earnings tests are met in connection with the business acquired from DCI.


   Under terms of the DCI Agreement, KVI and DCI also entered into a management agreement pursuant to which DCI will make available to KVI Peter Schneider, DCI's President, to manage the Assets. The management agreement provides for a maximum monthly fee of up to $100,000. The first $150,000 of management fees incurred will be offset against a $350,000 note payable to EVI by DCI. DCI was conditionally released from the balance of the note, which has been attributed to additional consideration for the acquired assets. The management agreement has a term of one-year, subject to two automatic one-year extensions if certain net sales and earnings tests are met.

                 GOLD SECURITIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                SEPTEMBER 30,    DECEMBER 31,
                                                    1995            1994
                                                ------------- -----------------
                                                 (unaudited)    (Derived from
                                                              audited financial
             ASSETS                                              statements)
                                                ------------- -----------------
CURRENT ASSETS
        Cash and cash equivalents                 $    3,786      $  22,713
        Investments in available-for sales
          securities                               1,209,595        279,384
        Accounts receivable                           21,077              -
        Due from contractor                          199,195        197,864
        Inventory                                     59,000          9,000
        Notes receivable - related party              40,000         40,000
        Prepaid fees and other expenses              199,000              -
                                                  ----------      ---------
                                                   1,931,653        548,961
PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $3,153 & $1,653
  respectively                                        11,076          6,611

Security deposits                                          -            950
Goodwill, net of amortization of $1,646              270,975              -
Licenses                                           1,025,000              -
                                                  ----------      ---------
                                                  $3,038,704      $ 556,522
                                                  ==========      =========


             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued expenses     $   97,834      $  78,954
        Loans payable                                189,500         14,500
        Due to related parties                       796,000              -
        Due to investors                           2,696,881              -
        Due to DCI                                    75,000              -
                                                  ----------      ---------
                                                   3,855,215         93,454
                                                  ----------      ---------
STOCKHOLDERS' EQUITY
        Common stock, $10 par value; 100,000
          shares authorized; 1,000 shares issued
          and outstanding                                  -         10,000
        Common stock, no par value, 50,000,000
          shares authorized, 18,726,189 and
          8,606,189 issued and outstanding at
          September 30, 1995 and December 31,
          1994 respectively.                         320,154              -
        Additional paid-in capital                   300,000        865,000
        Deficit                                     (510,327)      (341,538)
        Unrealized holding (loss) on securities
          available-for-sale                        (926,338)       (70,394)
                                                  ----------      ---------
                                                    (816,511)       463,068

                                                  $3,038,704      $ 556,522
                                                  ==========      =========

                 GOLD SECURITIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

                      NINE MONTHS    NINE MONTHS   THREE MONTHS   THREE MONTHS
                     SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                         1995           1994           1995           1994
                     -------------  -------------  -------------  -------------
REVENUES              $  309,910      $ 106,434     $   43,705      $  8,987

COSTS AND EXPENSES:
 Cost of sales           229,822        165,659         46,140         2,732
 Selling, general
  and administrative     188,301        145,042         49,023        27,522
                      ----------      ---------     ----------      --------
                         418,123        310,701         95,163        30,254
                      ----------      ---------     ----------      --------
OPERATING LOSS          (108,213)      (204,267)       (51,458)      (21,267)
                      ----------      ---------     ----------      --------
OTHER:
 Loss on sale of
  securities              49,697              -         21,227             -
 Interest expense         37,794          3,500          7,794         1,500
 Interest income         (26,917)             -              -             -
                      ----------      ---------     ----------      --------
                          60,574          3,500         29,021         1,500
                      ----------      ---------     ----------      --------
NET LOSS              $ (168,787)     $(207,767)    $  (80,479)     $(22,767)
                      ==========      =========     ==========      ========
NET LOSS PER SHARE    $    (0.02)     $ (144.99)    $    (0.01)     $ (15.89)
                      ==========      =========     ==========      ========
Weighted average
 number of shares
 of common stock
 outstanding          11,070,511          1,433     15,682,711         1,433
                      ==========      =========     ==========      ========

                 GOLD SECURITIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                            NINE MONTHS     NINE MONTHS    THREE MONTHS    THREE MONTHS
                                           SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                               1995            1994            1995            1994
                                           -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $  (168,787)     $(207,767)      $ (80,479)      $(22,767)
                                            -----------      ---------       ---------       --------
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Depreciation & Amortization                     3,146              -           2,146              -
  Non-cash compensation                               -         25,000               -              -
  Loss on sale of securities                     49,697              -          21,227              -
  Changes in operating assets                         -              -               -              -
   and liabilities:                                   -              -               -              -
    (Increase)decrease in assets:
     Accounts receivable                        (21,077)             -         (13,510)             -
     Due from contractor                         (1,331)             -           4,957              -
     Inventory                                  (50,000)             -               -          9,000
     Notes receivable - related party                 -              -               -              -
     Prepaid fees and other expenses             (3,000)             -             434              -
     Security deposits                              950           (950)            950           (950)
     Increase(decrease) in liabilities:
      Accounts payable and accrued
       expenses                                  14,281         17,250           3,333        (13,324)
                                            -----------      ---------       ---------       --------
Total adjustments                                (7,334)        41,300          19,537         (5,274)
                                            -----------      ---------       ---------       --------
Net cash used in operating activities          (176,121)      (166,467)        (60,942)       (28,041)
                                            -----------      ---------       ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to equipment and fixtures             (5,965)        (7,413)              -         (7,413)
 Increase in Goodwill                           (75,000)                       (75,000)
 Proceeds from sales of securities               97,148              -               -              -
 Purchases of available-
  for-sale securities                            (4,000)             -               -              -
 Increase in loan receivable                          -              -               -              -
 Repayment of loan receivable                         -              -               -              -
 Increase in note receivable                 (1,146,000)      (100,805)       (350,000)        (50,805)
 Increase in cash from acquisitions              20,011                         20,011
                                            -----------      ---------       ---------       --------
 Net cash provided by (used in)
  investing activities                       (1,113,806)      (108,218)       (404,989)       (58,218)
                                            -----------      ---------       ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in loan payable                       175,000              -         160,000              -
 Loan from related party                        796,000         44,000               -        (10,000)
 Proceeds from issuance of stock                300,000        881,980         300,000        731,980
                                            -----------      ---------       ---------       --------
 Net cash provided by
  financing activities                        1,271,000        925,980         460,000        721,980
                                            -----------      ---------       ---------       --------
Net increase (decrease) in cash                 (18,927)       651,295          (5,931)       635,721

Cash and cash equivalents
 at beginning of year                            22,713              0           9,717         15,574
                                            -----------      ---------       ---------       --------
Cash and cash equivalents
 at end of period                           $     3,786      $ 651,295           3,786        651,295
                                            ===========      =========       =========       ========

                 GOLD SECURITIES CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)
                              SEPTEMBER 30, 1995

1. The balance sheet as of September 30, 1995 and the statements of operations and statements of cash flows for the nine months and three months ended September 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 & 1994 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements of Evolutions, Inc. for the year ended December 31, 1994 included in the form 8-K filed. The results of operations for the periods ended September 30, 1995 & 1994 are not necessarily indicative of the operating results for the full year.

2. On July 24, 1995, the Company acquired Evolutions, Inc., a New Jersey corporation, which is a majority owned subsidiary of PTI Plastics, Inc., a wholly owned subsidiary of Pure Tech International, Inc., a Delaware corporation. Evolutions is involved in the manufacture and marketing of casual apparel made from recycled materials. The transaction was consummated by merging a wholly owned subsidiary of the Company into Evolutions, Inc.

    Under the Agreement, in exchange for the merger, the holders of Evolutions, Inc. received an aggregate of 10,000,000 shares of the Company's Common Stock. An additional 88,851,174 shares of Common Stock will be issued to the Evolutions Shareholders upon shareholder approval of an amendment to the Company's certificate of incorporation increasing the authorized number of shares to allow such an issuance. The value of the additional 88,851,174 shares to be issued, approximately $2,700,000, is included in current liabilities in the accompanying financial statements as of September 30, 1995.

                 GOLD SECURITIES CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)
                              SEPTEMBER 30, 1995

3. On September 27, 1995, pursuant to an agreement of the same date, Kidsview Inc., a New Jersey company and a wholly owned subsidiary of Evolutions, Inc., acquired certain assets from Direct Connect International, Inc. (DCI), a Delaware corporation. The assets consist of DCI's business to the extent that it relates to manufacturing, promoting and selling Zoo Borns and Tea Bunnies brand toy animals, including the marks KIDSVIEW, ZOO BORNS and TEA BUNNIES.


    In consideration of the purchase, Evolutions, among other things, released DCI of an aggregate of $750,000 in indebtedness to Evolutions. The DCI agreement provides that DCI shall again become liable for repayment of such indebtedness upon the exercise by DCI of an option to purchase 80% of the common stock of Kidsview. This option expires on December 31, 1995, and became exercisable on October 31, 1995. As of the date of this report, no action has been taken by DCI to exercise this option. In addition, the company agreed to issue to DCI 1,500,000 shares of its Common Stock, which issuance is contingent upon shareholders' approval of a proposal to increase the number of shares the Company is authorized to issue. The value of the 1,500,000 shares to be issued, approximately $75,000, is included in current liabilities in the accompanying financial statements as of September 30, 1995. Up to an additional 4,000,000 shares of the Company's Common Stock will be issued to DCI if, over a period of three years, certain net sales and earnings tests are met in conjunction with the business acquired from DCI.


    Under terms of the DCI agreement, Kidsview and DCI also entered into a management agreement pursuant to which DCI will make available to Kidsview, Peter Schneider, DCI's President to manage the Assets. The management agreement provides for a maximum monthly fee of $100,000. The first $150,000 of management fees incurred will be offset against a $350,000 note payable to EVI by DCI. DCI was conditionally released from the balance of the note, which has been attributed to additional consideration for the acquired assets. The management agreement has a term of one-year, subject to two automatic one-year extensions if certain net sales and earnings tests are met.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GOLD SECURITIES CORPORATION

                              By:          /s/ Michael Nafash
                                  -------------------------------------
                                  Michael Nafash
                                  President and Chief Financial Officer


Date: December 7, 1995